Form 10-Q
period 2026-06-30
SUMA Acquisition Corp
filed 2026-08-11
CIK 2105838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right	SUMAU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	SUMA	The Nasdaq Stock Market LLC

Rights, each entitling the holder to receive one-fifth (1/5) of one Class A Ordinary Share	SUMAR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2026, there were 17,696,250 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

SUMA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC (as defined below) on May 14, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated March 10, 2026, which we entered into with our U.S. Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Canada Sponsor” are to SUMA Canada Sponsor LP, a limited partnership formed under the laws of the province of Ontario, Canada;

●	“Canada II Sponsor” are to SUMA Canada II Sponsor LP, a limited partnership formed under the laws of the province of Ontario, Canada;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to March 12, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to SUMA Acquisition Corporation, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $6,900,000 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our U.S. Sponsor and our Canada Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on March 12, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our U.S. Sponsor on December 12, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on January 20, 2026, as amended, and declared effective on March 10, 2026 (File No. 333-292831);

●	“Letter Agreement” are to the Letter Agreement, dated March 10, 2026, which we entered into with our Sponsors (as defined below) directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,250,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our U.S. Sponsor and Canada II Sponsor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our U.S. Sponsor and Canada II Sponsor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our U.S. Sponsor and Canada II Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated March 10, 2026, which we entered into with our U.S. Sponsor, (ii) Private Placement Units Purchase Agreement, dated March 10, 2026, which we entered into with our Canada II Sponsor, and (iii) Private Placement Units Purchase Agreement, dated March 10, 2026, which we entered into with Seaport (as defined below), collectively;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsors and Management Team to the extent our Sponsors and/or the members of our Management Team purchase Public Shares, provided that our Sponsors’ and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right (as defined below);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated March 10, 2026, which we entered into with our Sponsors, Seaport and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Seaport” are to Seaport, the representative of the Underwriters;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsors” are to our U.S. Sponsor, Canada Sponsor and Canada II Sponsor, collectively;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $172,500,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering, including the sale of the Option Units following the full exercise of the Over-Allotment Option;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated March 10, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated March 10, 2026, which we entered into with Seaport, as the representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“U.S. Sponsor” are to SUMA Sponsor LP, a Delaware limited partnership; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMA ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS:
Current Assets
Cash	$973,871	$—
Prepaid expenses	155,177	16,536
Other receivable	1,907	—
Total Current Assets	1,130,955	16,536
Deferred offering costs	—	51,122
Long-term prepaid insurance	45,212	—
Cash and marketable securities held in Trust Account	174,350,350	—
TOTAL ASSETS	$175,526,517	$67,658

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY:
Current Liabilities
Accrued expenses	$135,039	$10
Accrued offering costs	152,636	13,632
IPO Promissory Note – related party	45,078	49,920
Total Current Liabilities	332,753	63,562
Deferred Fee payable	6,900,000	—
TOTAL LIABILITIES	7,232,753	63,562

Commitments (Note 6)
Class A Ordinary Shares subject to possible redemption, 17,250,000 shares and no shares at a redemption value of $10.11 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	174,350,350	—

Shareholders’ (Deficit) Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 446,250 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025,	44	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025(1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(6,057,205)	(20,904)
Total Shareholders’ (Deficit) Equity	(6,056,586)	4,096
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY	$175,526,517	$67,658

(1)	Includes 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 7). On March 12, 2026, the Underwriters exercised their Over-Allotment Option in full, which was settled as part of the closing of the Initial Public Offering. As a result of the full exercise of the Over-Allotment Option, 750,000 Founder Shares are no longer subject to forfeiture by the U.S. Sponsor and the Canada Sponsor (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMA ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$202,328	$369,489
Loss from operations	(202,328)	(369,489)

Other income:
Interest earned on cash and marketable securities held in Trust Account	1,531,168	1,850,350

Net income	$1,328,840	$1,480,861

Basic and diluted weighted average shares outstanding, redeemable Class A Ordinary Shares	17,250,000	10,483,425

Basic and diluted net income per share, redeemable Class A Ordinary Shares	$0.06	$0.09

Basic weighted average shares outstanding, non-redeemable Class A and Class B Ordinary Shares (1)	6,196,250	5,727,003

Basic net income per share, Class A and Class B non-redeemable Ordinary Shares	$0.06	$0.09

Diluted weighted average shares outstanding, non-redeemable Class A and Class B Ordinary Shares (1)	6,196,250	6,021,202

Diluted net income per share, non-redeemable Class and Class B Ordinary Shares	$0.06	$0.09

(1)

Excludes 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 7). On March 12, 2026, the Underwriters exercised their Over-Allotment Option in full, which was settled as part of the closing of the Initial Public Offering. As a result of the full exercise of the Over-Allotment Option, 750,000 Founder Shares are no longer subject to forfeiture by the U.S. Sponsor and the Canada Sponsor (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMA ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2025(1)	—	$—	5,750,000	$575	$24,425	$(20,904)	$4,096

Sale of 446,250 Private Placement Units	446,250	44	—	—	4,462,456	—	4,462,500

Fair value of Public Rights	—	—	—	—	3,967,500	—	3,967,500

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(249,948)	—	(249,948)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(8,204,433)	(5,985,994)	(14,190,427)

Net income	—	—	—	—	—	152,021	152,021

Balance – March 31, 2026 (Unaudited)	446,250	44	5,750,000	575	—	(5,854,877)	(5,854,258)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,531,168)	(1,531,168)

Net income	—	—	—	—	—	1,328,840	1,328,840

Balance – June 30, 2026 (Unaudited)	446,250	$44	5,750,000	$575	$—	$(6,057,205)	$(6,056,586)

(1)	Includes 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (see Note 7). On March 12, 2026, the Underwriters exercised their Over-Allotment Option in full, which was settled as part of the closing of the Initial Public Offering. As a result of the full exercise of the Over-Allotment Option, 750,000 Founder Shares are no longer subject to forfeiture by the U.S. Sponsor and the Canada Sponsor (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMA ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

Cash Flows from Operating Activities:
Net income	$1,480,861
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating costs through IPO Promissory Note – related party	35,795
Operating costs paid by the U.S. Sponsor on behalf of the Company	27,384
Interest earned on cash and marketable securities held in Trust Account	(1,850,350)
Changes in operating assets and liabilities:
Other receivable	(1,907)
Prepaid expenses	(155,177)
Long-term prepaid insurance	(45,212)
Accounts payable and accrued expenses	135,029
Net cash used in operating activities	(373,577)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	169,912,500
Proceeds from sale of Private Placement Units	4,462,500
Repayment of IPO Promissory Note - related party	(165,123)
Payment of offering costs	(362,429)
Net cash provided by financing activities	173,847,448

Net Change in Cash	973,871
Cash – Beginning of period	—
Cash – End of period	$973,871

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$152,636
Deferred offering costs paid through IPO Promissory Note – related party	$124,486
Deferred Fee payable	$6,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

SUMA Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 21, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination in any business or industry. As of June 30, 2026, the Company had not entered into a definitive agreement with a Business Combination target. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from November 21, 2025 (inception) through June 30, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsors are SUMA Sponsor LP (the “U.S. Sponsor”), SUMA Canada Sponsor LP (the “Canada Sponsor”) and SUMA Canada II Sponsor LP (the “Canada II Sponsor”, and collectively with the U.S. Sponsor and the Canada Sponsor, the “Sponsors”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 20, 2026 (File No. 333-292831), was declared effective on March 10, 2026 (as amended, the “IPO Registration Statement”). On March 12, 2026, the Company consummated the initial public offering of 17,250,000 units (the “Public Units”) at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 2,250,000 units (the “Option Units”) at $10.00 per Option Unit, generating gross proceeds of $172,500,000 (the “Initial Public Offering”), as discussed in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Public Rights”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 446,250 units (the “Private Placement Units” and together with the Public Units, the “Units”), to the U.S. Sponsor, the Canada II Sponsor, and Seaport Global Securities LLC (“Seaport”), the representative of the several underwriters of the Initial Public Offering (collectively, the “Underwriters”), at a price of $10.00 per Private Placement Unit, or $4,462,500 in the aggregate (the “Private Placement”), as discussed in Note 4. Of those 446,250 Private Placement Units, the U.S. Sponsor purchased 141,922 Private Placement Units, the Canada II Sponsor purchased 174,953 Private Placement Units and Seaport purchased 129,375 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Private Placement Rights”, and together with the Public Rights, the “Rights”).

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

SUMA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Upon the closing of the Initial Public Offering on March 12, 2026, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering, and a portion of the proceeds of the Private Placement, are held in a trust account (the “Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds in the Trust Account were initially invested only in U.S. government treasury obligations (“U.S. Treasury Securities”) with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. Treasury Securities, the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”)) ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to amounts withdrawn to pay taxes, other than excise taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by March 12, 2028 or (1) such earlier liquidation date as the Company’s board of directors may approve or (2) such later date as the shareholders may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (A) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B)  any other material provisions relating to the rights of holders of Public Shares (the “Public Shareholders”) or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, other than excise taxes, if any), divided by the number of then issued and outstanding Public Shares, subject to applicable law. The per share amount in the Trust Account was $10.11 per Public Share as of June 30, 2026.

The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”.

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

The Sponsors, and the Company’s officers and directors have entered into a Letter Agreement with the Company, dated March 10, 2026 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares, and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsors have also agreed that they will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsors to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsors have sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsors’ only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsors would be able to satisfy those obligations.

SUMA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) the Company’s Current Report on Form 8-K, as filed with the SEC on March 20, 2026.The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 12, 2026 were satisfied through (i) a contribution of $25,000 from the U.S. Sponsor and the Canada Sponsor in exchange for the issuance of the Founder Shares and (ii) the loan under the IPO Promissory Note (as defined in Note 5). Following the Initial Public Offering and the Private Placement, the Company’s liquidity needs through June 30, 2026 were satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account. As of June 30, 2026, the Company had $973,871 cash and had working capital of $798,202.

In order to fund working capital deficiencies or finance transaction costs in connection with the initial Business Combination, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company intends to repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any Working Capital Loans, including the repayment of loans from the Sponsors to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity, at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern”, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Combination Period to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

Emerging Growth Company Status

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $973,871 and $0 in cash and no cash equivalents as of June 30, 2026, and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $174,350,350, were held in cash and marketable securities. At December 31, 2025, there were no assets held in the Trust Account.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs - SEC Materials”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Class A Ordinary Shares and Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Rights and then to the Class A Ordinary Shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to Rights were charged to shareholders’ (deficit) equity as the Rights included in the Units after Management’s evaluation were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

SUMA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Rights

The Company accounts for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the accompanying condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Rights	(3,967,500)
Public Shares issuance costs	(9,903,745)
Plus:
Accretion of carrying value to redemption value	13,871,245
Class A Ordinary Shares subject to possible redemption, March 12, 2026	172,500,000
Plus:
Accretion of carrying value to redemption value	319,182
Class A Ordinary Shares subject to possible redemption, March 31, 2026	172,819,182
Plus:
Accretion of carrying value to redemption value	1,531,168
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$174,350,350

Net Income per Ordinary Share

Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period.

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. Basic and diluted net income per Ordinary Share is calculated by dividing net income per Ordinary Share attributable to the Company by the weighted average number of Class A Ordinary Shares and Class B Ordinary Shares outstanding, allocated proportionally to each class of Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended June 30, 2026
	Class A Redeemable	Class A & Class B non-redeemable (1)
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$977,661	$351,179

Denominator
Weighted-average Ordinary Shares outstanding	17,250,000	6,196,250
Basic and diluted net income per Ordinary Share	$0.06	$0.06

SUMA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

	For the Six Months Ended June 30, 2026
	Class A Redeemable	Class A & Class B Non-Redeemable (1)
Basic net income per Ordinary Share:
Numerator:
Allocation of net income	$957,686	$523,175

Denominator
Weighted-average Ordinary Shares outstanding	10,483,425	5,727,003
Basic net income per Ordinary Share	$0.09	$0.09

Diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$940,615	$540,246

Denominator
Weighted-average Ordinary Shares outstanding	10,483,425	6,021,202
Diluted net income per Ordinary Share	$0.09	$0.09

(1)	Includes 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (see Note 7). On March 12, 2026, the Underwriters exercised their Over-Allotment Option in full, which was settled as part of the closing of the Initial Public Offering. As a result of the full exercise of the Over-Allotment Option, 750,000 Founder Shares are no longer subject to forfeiture by the U.S. Sponsor and the Canada Sponsor (see Note 5).

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 446,250 Private Placement Units to the U.S. Sponsor, the Canada II Sponsor and Seaport, at a price of $10.00 per Private Placement Unit, or $4,462,500 in the aggregate in the Private Placement. Of those 446,250 Private Placement Units, the U.S. Sponsor purchased 141,922 Private Placement Units, the Canada II Sponsor purchased 174,953 Private Placement Units and Seaport purchased 129,375 Private Placement Units. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right, which grants the holder the right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of the Business Combination.

If the Initial Business Combination is not completed within the Combination Period, the proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

SUMA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

IPO Promissory Note — Related Party

The U.S. Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note in the principal amount of up to $300,000 issued by the Company on December 12, 2025 (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026, or the closing of the Initial Public Offering. The Company borrowed $45,078 under the IPO Promissory Note, which is still outstanding at June 30, 2026, and is due on demand. Borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

Commencing on March 11, 2026, the Company entered into an agreement with the U.S. Sponsor to pay an aggregate of $25,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2026, the Company incurred $75,000 and $90,833, respectively, of administrative services fees, which was included in accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with the initial Business Combination, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company intends to repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any Working Capital Loans, including the repayment of loans from the Sponsors to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity, at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

SUMA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. There were 446,250 and 0 Class A Ordinary Shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively, excluding the 17,250,000 Class A Ordinary Shares subject to possible redemption.

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

Holders of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time, or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares have the right to vote on (i) the appointment and removal of directors and (ii) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

SUMA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one-fifth (1/5) of one Class A Ordinary Share upon consummation of the initial Business Combination. In the event the Company is not the surviving Company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert its Rights in order to receive the one-fifth (1/5) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. The Company will not issue fractional Class A Ordinary Shares in connection with an exchange of Rights. Fractional Class A Ordinary Shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, a shareholder must hold Rights in multiples of five (5) in order to receive Class A Ordinary Shares for all of his or her Rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

NOTE 8. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting”, establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by a company’s chief operating decision maker (the “CODM”) in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the accompanying unaudited condensed statement of operations as net income. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	June 30, 2026	December 31, 2025
Cash and marketable securities held in Trust Account	$174,350,350	$—
Cash	$973,871	$—

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative costs	$202,328	$369,489
Interest earned on cash and marketable securities held in Trust Account	$1,531,168	$1,850,350

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated March 10, 2026, which the Company entered into with Continental, as trustee of the Trust Account.

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

JUNE 30, 2026

NOTE 9. FAIR VALUE MEASUREMENTS

“Fair value” is defined as the price that would be received for sale of an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	“Level 1”, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	“Level 2”, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	“Level 3”, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the inputs that the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$174,350,350	$—

The assets held in the Trust Account were invested in a money market fund that invests solely in U.S. Treasury Securities and are measured at fair value using quoted prices in an active market, and are therefore classified within Level 1 of the fair value hierarchy. There were no liabilities measured at fair value on a recurring basis as of June 30, 2026 or December 31, 2025, and there were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2026.

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

March 12, 2026
Expected term to Business Combination (years)	2.0
Probability of Business Combination and instrument-specific market adjustment	12.0%
Risk-free rate (continuous)	3.73%
Implied Class A Ordinary Share price	$9.77

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheets date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may”, “should”, “could”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on North American targets across the technology industry, including the next generation and traditional sectors. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on March 10, 2026. On March 12, 2026, we consummated our Initial Public Offering of 17,250,000 Public Units, including 2,250,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one Public Right. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $172,500,000.

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

Following the closing of the Initial Public Offering and Private Placement, an amount of $172,500,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in an interest or non-interest bearing demand deposit accounts, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since November 21, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on cash and investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,328,840, which consists of operating costs of $202,328, offset by interest income on cash and marketable securities held in the Trust Account of $1,531,168.

For the six months ended June 30, 2026, we had a net income of $1,480,861, which consists of operating costs of $369,489, offset by interest income on cash and marketable securities held in the Trust Account of $1,850,350.

Liquidity and Capital Resources

Our liquidity needs through March 12, 2026 were satisfied through (i) a contribution of $25,000 from our U.S. Sponsor and our Canada Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through June 30, 2026 were satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $172,500,000 was placed in the Trust Account. We incurred fees of $10,153,693 in the Initial Public Offering, consisting of $2,587,500 of cash underwriting fee, the Deferred Fee of $6,900,000, and $666,193 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $373,577. Net income of $1,480,861 was affected by interest earned on cash and marketable securities held in the Trust Account of $1,850,350, payment of operating costs through the IPO Promissory Note of $35,795 and operating costs of $27,384 paid by the U.S. Sponsor on the Company’s behalf. Changes in operating assets and liabilities used $67,267 of cash for operating activities.

As of June 30, 2026, we had cash and marketable securities held in the Trust Account of $174,350,350 (including approximately $1,850,350 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2026, we had cash held outside of the Trust Account of $973,871. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our U.S. Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2026, or the completion of our Initial Public Offering. We borrowed $45,078 under the IPO Promissory Note, which is still outstanding at June 30, 2026, and is due on demand. Borrowings under the IPO Promissory Note are no longer available.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of June 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern”, we do not currently believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on March 11, 2026, and until the completion of our Business Combination or liquidation, we reimburse the U.S Sponsor $25,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, we incurred $75,000 and $90,833, respectively, in fees for these services, which amount is included in accrued expenses in the condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any. On March 12, 2026, the Underwriters fully exercised their Over-Allotment Option.

The Underwriters were entitled to a cash underwriting discount of 1.50% of the gross proceeds of the Initial Public Offering, or $2,587,500, which was paid at the closing of the Initial Public Offering, of which (i) $0.075 per Public Unit was paid to the Underwriters in cash, and (ii) $0.075 per Public Unit was used by the Underwriters to purchase Private Placement Units. Additionally, the Underwriters are entitled to the Deferred Fee of 4.00% of the gross proceeds of the Initial Public Offering, or $6,900,000, payable to the Underwriters for deferred underwriting commissions, which was deposited into the Trust Account and is to be released to the Underwriters only upon the completion of an initial Business Combination, subject to the terms of the Underwriting Agreement.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) six months after the completion of our initial Business Combination or (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) any Units, Rights, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Rights shall be subject to transfer restriction for 180 days following the effective date of the Underwriting Agreement.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2026 First Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 446,250 Private Placement Units to our U.S. Sponsor, our Canada II Sponsor, and Seaport in the Private Placement at a purchase price of $10.00 per Private Placement Unit generating gross proceeds to us of $4,462,500. Of those 446,250 Private Placement Units, our U.S. Sponsor purchased 141,922 Private Placement Units, our Canada II Sponsor purchased 174,953 Private Placement Units and Seaport purchased 129,375 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and the Private Placement, see Part II, Item 2 of the 2026 First Quarter Form 10-Q. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 11, 2026	SUMA ACQUISITION CORPORATION

	By:	/s/ Naseem Saloojee
	Name:	Naseem Saloojee
	Title:	Chief Executive Officer
Principal Executive Officer

Date: August 11, 2026	By:	/s/ David King
	Name:	David King
	Title:	Chief Financial Officer
Principal Financial and Accounting Officer