Form 10-Q
period 2026-09-30
SUMA Acquisition Corp
filed 2026-11-12
CIK 2105838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 10, 2026, there were 17,696,250 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

SUMA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC (as defined below) on May 14, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated March 10, 2026, which we entered into with our U.S. Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Canada Sponsor” are to SUMA Canada Sponsor LP, a limited partnership formed under the laws of the province of Ontario, Canada;

●	“Canada II Sponsor” are to SUMA Canada II Sponsor LP, a limited partnership formed under the laws of the province of Ontario, Canada;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to March 12, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to SUMA Acquisition Corporation, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $6,900,000 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our U.S. Sponsor and our Canada Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on March 12, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our U.S. Sponsor on December 12, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on January 20, 2026, as amended, and declared effective on March 10, 2026 (File No. 333-292831);

●	“Letter Agreement” are to the Letter Agreement, dated March 10, 2026, which we entered into with our Sponsors (as defined below), directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,250,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our U.S. Sponsor and Canada II Sponsor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our U.S. Sponsor and Canada II Sponsor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our U.S. Sponsor and Canada II Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated March 10, 2026, which we entered into with our U.S. Sponsor, (ii) Private Placement Units Purchase Agreement, dated March 10, 2026, which we entered into with our Canada II Sponsor, and (iii) Private Placement Units Purchase Agreement, dated March 10, 2026, which we entered into with Seaport (as defined below), collectively;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsors and Management Team to the extent our Sponsors and/or the members of our Management Team purchase Public Shares, provided that our Sponsors’ and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right (as defined below);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated March 10, 2026, which we entered into with our Sponsors, Seaport and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Seaport” are to Seaport, the representative of the Underwriters;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsors” are to our U.S. Sponsor, Canada Sponsor and Canada II Sponsor, collectively;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $172,500,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering, including the sale of the Option Units following the full exercise of the Over-Allotment Option;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated March 10, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated March 10, 2026, which we entered into with Seaport, as the representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“U.S. Sponsor” are to SUMA Sponsor LP, a Delaware limited partnership; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMA ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS:
Current Assets
Cash	$848,292	$—
Prepaid expenses	114,249	16,536
Other receivable	1,907	—
Total Current Assets	964,448	16,536
Deferred offering costs	—	51,122
Long-term prepaid insurance	28,978	—
Cash and marketable securities held in Trust Account	175,942,496	—
TOTAL ASSETS	$176,935,922	$67,658

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY:
Current Liabilities
Accrued expenses	$204,826	$10
Accrued offering costs	92,635	13,632
IPO Promissory Note – related party	45,078	49,920
Total Current Liabilities	342,539	63,562
Deferred Fee payable	6,900,000	—
TOTAL LIABILITIES	7,242,539	63,562

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 17,250,000 shares and no shares at a redemption value of $10.20 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	175,942,496	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 446,250 and 0 shares issued and outstanding (excluding 17,250,000 and no shares subject to possible redemption, respectively) as of September 30, 2026 and December 31, 2025, respectively	44	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025 (1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(6,249,732)	(20,904)
Total Shareholders’ (Deficit) Equity	(6,249,113)	4,096
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY	$176,935,922	$67,658

(1)	Includes 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 7). On March 12, 2026, the Underwriters exercised their Over-Allotment Option in full, which was settled as part of the closing of the Initial Public Offering. As a result of the full exercise of the Over-Allotment Option, 750,000 Founder Shares are no longer subject to forfeiture by the U.S. Sponsor and the Canada Sponsor (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMA ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
General and administrative costs	$192,527	$562,016
Loss from operations	(192,527)	(562,016)

Other income:
Interest earned on cash and marketable securities held in Trust Account	1,592,146	3,442,496

Net income	$1,399,619	$2,880,480

Basic and diluted weighted average shares outstanding, redeemable Class A Ordinary Shares	17,250,000	12,763,736

Basic and diluted net income per share, redeemable Class A Ordinary Shares	$0.06	$0.15

Basic weighted average shares outstanding, non-redeemable Class A and Class B Ordinary Shares (1)	6,196,250	5,885,137

Basic net income per share, non-redeemable Class A and Class B Ordinary Shares	$0.06	$0.15

Diluted weighted average shares outstanding, non-redeemable Class A and Class B Ordinary Shares (1)	6,196,250	6,080,192

Diluted net income per share, non-redeemable Class A and Class B Ordinary Shares	$0.06	$0.15

(1)	Basic weighted average shares exclude, and diluted weighted average shares for the nine months ended September 30, 2026 include 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 7). On March 12, 2026, the Underwriters exercised their Over-Allotment Option in full, which was settled as part of the closing of the Initial Public Offering. As a result of the full exercise of the Over-Allotment Option, 750,000 Founder Shares are no longer subject to forfeiture by the U.S. Sponsor and the Canada Sponsor (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMA ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2025(1)	—	$—	5,750,000	$575	$24,425	$(20,904)	$4,096

Sale of 446,250 Private Placement Units	446,250	44	—	—	4,462,456	—	4,462,500

Fair value of Public Rights	—	—	—	—	3,967,500	—	3,967,500

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(249,948)	—	(249,948)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(8,204,433)	(5,985,994)	(14,190,427)

Net income	—	—	—	—	—	152,021	152,021

Balance – March 31, 2026 (Unaudited)	446,250	44	5,750,000	575	—	(5,854,877)	(5,854,258)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,531,168)	(1,531,168)

Net income	—	—	—	—	—	1,328,840	1,328,840

Balance – June 30, 2026 (Unaudited)	446,250	44	5,750,000	575	—	(6,057,205)	(6,056,586)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,592,146)	(1,592,146)

Net income	—	—	—	—	—	1,399,619	1,399,619

Balance – September 30, 2026 (Unaudited)	446,250	$44	5,750,000	$575	$—	$(6,249,732)	$(6,249,113)

(1)	Includes 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 7). On March 12, 2026, the Underwriters exercised their Over-Allotment Option in full, which was settled as part of the closing of the Initial Public Offering. As a result of the full exercise of the Over-Allotment Option, 750,000 Founder Shares are no longer subject to forfeiture by the U.S. Sponsor and the Canada Sponsor (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMA ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

Cash Flows from Operating Activities:
Net income	$2,880,480
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating costs through IPO Promissory Note – related party	35,795
Interest earned on cash and marketable securities held in Trust Account	(3,442,496)
Changes in operating assets and liabilities:
Other receivable	(1,907)
Prepaid expenses	(114,249)
Long-term prepaid insurance	(28,978)
Accrued expenses	204,816
Net cash used in operating activities	(466,539)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	169,912,500
Proceeds from sale of Private Placement Units	4,462,500
Repayment of IPO Promissory Note – related party	(165,123)
Payment of offering costs	(395,046)
Net cash provided by financing activities	173,814,831

Net Change in Cash	848,292
Cash – Beginning of period	—
Cash – End of period	$848,292

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$92,635
Deferred offering costs paid through IPO Promissory Note – related party	$124,486
Prepaid expenses charged to offering costs	$16,536
Deferred Fee payable	$6,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

SUMA Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 21, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination in any business or industry. As of September 30, 2026, the Company had not entered into a definitive agreement with a Business Combination target. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from November 21, 2025 (inception) through September 30, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 446,250 units (the “Private Placement Units” and together with the Public Units, the “Units”), to the U.S. Sponsor, the Canada II Sponsor, and Seaport Global Securities LLC (“Seaport”), the representative of the several underwriters of the Initial Public Offering (collectively, the “Underwriters”), at a price of $10.00 per Private Placement Unit, or $4,462,500 in the aggregate (the “Private Placement”), as discussed in Note 4. Of those 446,250 Private Placement Units, the U.S. Sponsor purchased 141,922 Private Placement Units, the Canada II Sponsor purchased 174,953 Private Placement Units and Seaport purchased 129,375 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Private Placement Rights”, and together with the Public Rights, the “Rights”).

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

SUMA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Upon the closing of the Initial Public Offering on March 12, 2026, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering, and a portion of the proceeds of the Private Placement, are held in a trust account (the “Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds in the Trust Account were initially invested only in U.S. government treasury obligations (“U.S. Treasury Securities”) with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. Treasury Securities, the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to amounts withdrawn to pay taxes, other than excise taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by March 12, 2028 or (1) such earlier liquidation date as the Company’s board of directors may approve or (2) such later date as the shareholders may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (A) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B)  any other material provisions relating to the rights of holders of Public Shares (the “Public Shareholders”) or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, other than excise taxes, if any), divided by the number of then issued and outstanding Public Shares, subject to applicable law. The per share amount in the Trust Account was $10.20 per Public Share as of September 30, 2026.

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

SUMA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed balance sheet as of December 31, 2025, has been derived from the audited financial statements included in the IPO Registration Statement filed with SEC on March 9, 2026.

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) the Company’s Current Report on Form 8-K, as filed with the SEC on March 20, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 12, 2026 were satisfied through (i) a contribution of $25,000 from the U.S. Sponsor and the Canada Sponsor in exchange for the issuance of the Founder Shares and (ii) the loan under the IPO Promissory Note (as defined in Note 5). Following the Initial Public Offering and the Private Placement, the Company’s liquidity needs through September 30, 2026 were satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account. As of September 30, 2026, the Company had $848,292 cash and had working capital of $621,909.

In order to fund working capital deficiencies or finance transaction costs in connection with the initial Business Combination, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company intends to repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any Working Capital Loans, including the repayment of loans from the Sponsors to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity, at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $848,292 and $0 in cash and no cash equivalents as of September 30, 2026, and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. Treasury Securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. Treasury Securities and generally have a readily determinable fair value, or a combination thereof.

As of September 30, 2026, the assets held in the Trust Account, amounting to $175,942,496, were held in cash and marketable securities. At December 31, 2025, there were no assets held in the Trust Account.

The Company accounts for its investments held in the Trust Account as trading securities under ASC 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value in the accompanying condensed balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the Company’s statement of operations.

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

SUMA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts presented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the accompanying condensed balance sheets. As of September 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Rights	(3,967,500)
Public Shares issuance costs	(9,903,745)
Plus:
Accretion of carrying value to redemption value	13,871,245
Class A Ordinary Shares subject to possible redemption, March 12, 2026	172,500,000
Plus:
Accretion of carrying value to redemption value	319,182
Class A Ordinary Shares subject to possible redemption, March 31, 2026	172,819,182
Plus:
Accretion of carrying value to redemption value	1,531,168
Class A Ordinary Shares subject to possible redemption, June 30, 2026	174,350,350
Plus:
Accretion of carrying value to redemption value	1,592,146
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$175,942,496

SUMA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Net Income per Ordinary Share

Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period.

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. Basic and diluted net income per Ordinary Share is calculated by dividing net income per Ordinary Share attributable to the Company by the weighted average number of Class A Ordinary Shares and Class B Ordinary Shares outstanding, allocated proportionally to each class of Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value. The Company has not considered the effect of the Rights sold in the Initial Public Offering and the Private Placement to receive an aggregate of 3,539,250 Class A Ordinary Shares in the calculation of diluted net income per Ordinary Share, since the conversion of the Rights is contingent upon the occurrence of future events, such as the consummation of the initial Business Combination.

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended September 30, 2026
	Class A Redeemable	Class A & Class B Non-Redeemable (1)
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$1,029,735	$369,884

Denominator:
Weighted-average Ordinary Shares outstanding	17,250,000	6,196,250
Basic and diluted net income per Ordinary Share	$0.06	$0.06

	For the Nine Months Ended September 30, 2026
	Class A Redeemable	Class A & Class B Non-Redeemable (1)
Basic net income per Ordinary Share:
Numerator:
Allocation of net income	$1,971,470	$909,010

Denominator:
Weighted-average Ordinary Shares outstanding	12,763,736	5,885,137
Basic net income per Ordinary Share	$0.15	$0.15

Diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$1,951,063	$929,417

Denominator:
Weighted-average Ordinary Shares outstanding	12,763,736	6,080,192
Diluted net income per Ordinary Share	$0.15	$0.15

(1)	Basic weighted average shares exclude, and diluted weighted average shares for the nine months ended September 30, 2026 include 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 7). On March 12, 2026, the Underwriters exercised their Over-Allotment Option in full, which was settled as part of the closing of the Initial Public Offering. As a result of the full exercise of the Over-Allotment Option, 750,000 Founder Shares are no longer subject to forfeiture by the U.S. Sponsor and the Canada Sponsor (Note 5).

SUMA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SUMA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

IPO Promissory Note — Related Party

The U.S. Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note in the principal amount of up to $300,000 issued by the Company on December 12, 2025 (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026, or the closing of the Initial Public Offering. As of December 31, 2025, $49,920 was outstanding under the IPO Promissory Note. During the nine months ended September 30, 2026, the U.S. Sponsor paid an additional $160,281 of costs on behalf of the Company under the IPO Promissory Note, and the Company repaid $165,123 of the outstanding balance. As of September 30, 2026, $45,078 remained outstanding under the IPO Promissory Note, which is due on demand. Borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

Commencing on March 11, 2026, the Company entered into an agreement with the U.S. Sponsor to pay an aggregate of $25,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2026, the Company incurred $75,000 and $165,833, respectively, of administrative services fees, which was included in accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with the initial Business Combination, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company intends to repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any Working Capital Loans, including the repayment of loans from the Sponsors to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity, at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

SUMA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. There were 446,250 and 0 Class A Ordinary Shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively, excluding the 17,250,000 Class A Ordinary Shares subject to possible redemption.

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

SEPTEMBER 30, 2026

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

NOTE 8. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting”, establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by a company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the accompanying unaudited condensed statements of operations as net income. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	September 30, 2026	December 31, 2025
Cash and marketable securities held in Trust Account	$175,942,496	$—
Cash	$848,292	$—

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
General and administrative costs	$192,527	$562,016
Interest earned on cash and marketable securities held in Trust Account	$1,592,146	$3,442,496

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated March 10, 2026, which the Company entered into with Continental, as trustee of the Trust Account.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

SUMA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the inputs that the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$175,942,496	$—

The assets held in the Trust Account were invested in a money market fund that invests solely in U.S. Treasury Securities and are measured at fair value using quoted prices in an active market, and are therefore classified within Level 1 of the fair value hierarchy. There were no liabilities measured at fair value on a recurring basis as of September 30, 2026 or December 31, 2025, and there were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2026.

The fair value of the Public Rights at issuance on March 12, 2026 was $3,967,500, or $0.23 per Public Right. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ (deficit) equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Rights issued in the Initial Public Offering:

March 12, 2026
Expected term to Business Combination (years)	2.0
Probability of Business Combination and instrument-specific market adjustment	12.0%
Risk-free rate (continuous)	3.73%
Implied Class A Ordinary Share price	$9.77

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

Following the closing of the Initial Public Offering and Private Placement, an amount of $172,500,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in an interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since November 21, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on cash and investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,399,619, which consists of operating costs of $192,527, offset by interest income on cash and marketable securities held in the Trust Account of $1,592,146.

For the nine months ended September 30, 2026, we had a net income of $2,880,480, which consists of operating costs of $562,016, offset by interest income on cash and marketable securities held in the Trust Account of $3,442,496.

Liquidity and Capital Resources

Our liquidity needs through March 12, 2026 were satisfied through (i) a contribution of $25,000 from our U.S. Sponsor and our Canada Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through September 30, 2026 were satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $172,500,000 was placed in the Trust Account. We incurred fees of $10,153,693 in the Initial Public Offering, consisting of $2,587,500 of cash underwriting fee, the Deferred Fee of $6,900,000, and $666,193 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $466,539. Net income of $2,880,480 was affected by interest earned on cash and marketable securities held in the Trust Account of $3,442,496 and payment of operating costs through the IPO Promissory Note of $35,795. Changes in operating assets and liabilities provided $59,682 of cash for operating activities.

As of September 30, 2026, we had cash and marketable securities held in the Trust Account of $175,942,496 (including $3,442,496 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash held outside of the Trust Account of $848,292. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our U.S. Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2026, or the completion of our Initial Public Offering. As of December 31, 2025, $49,920 was outstanding under the IPO Promissory Note. During the nine months ended September 30, 2026, our U.S. Sponsor paid an additional $160,281 of costs on our behalf under the IPO Promissory Note, and we repaid $165,123 of the outstanding balance. As of September 30, 2026, $45,078 remained outstanding under the IPO Promissory Note, which is due on demand. Borrowings under the IPO Promissory Note are no longer available.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of September 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on March 11, 2026, and until the completion of our Business Combination or liquidation, we reimburse the U.S. Sponsor $25,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, we incurred $75,000 and $165,833, respectively, in fees for these services, which amount is included in accrued expenses in the condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”.

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

Additionally, pursuant to the Letter Agreement, our Sponsors, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Furthermore, pursuant to the Letter Agreement, our Sponsors, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) six months after the completion of our initial Business Combination or (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) any Units, Rights, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Rights shall be subject to transfer restriction for 180 days following the filing of the prospectus for the Initial Public Offering.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the IPO Registration Statement.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 10, 2026	SUMA ACQUISITION CORPORATION

	By:	/s/ Naseem Saloojee
	Name:	Naseem Saloojee
	Title:	Chief Executive Officer
Principal Executive Officer

Date: November 10, 2026	By:	/s/ David King
	Name:	David King
	Title:	Chief Financial Officer
Principal Financial and Accounting Officer